Form 10-Q
period 1996-03-31
IMV LEASE CAPITAL INC
filed 1997-10-20
CIK 1000687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

For the quarterly period ended        March 31, 1996
                              --------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from_______________________ to _______________________

       Commission File Number:          33-96776-A
                                ---------------------------

                             IMV LEASE\CAPITAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          FLORIDA                                        65-0525864
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 19727 Oakbrook Circle, Boca Raton, Florida                    33434
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (561) 483-9940
                                                   -----------------------------


--------------------------------------------------------------------------------
Former  Name,  Former  Address and Former  Fiscal  Year,  if changed  since last
Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dated.

Common Stock Outstanding as of September 14, 1997:  10,000,000 Shares

ITEM 1.     FINANCIAL STATEMENTS
            --------------------



                             IMV LEASE/CAPITAL, INC.

                              FINANCIAL STATEMENTS





                                    CONTENTS


Financial Statements:

      Balance Sheet .........................................................2

      Statement of Operations................................................3

      Statement of Cash Flows................................................4

Notes to Financial Statements..............................................5-6

                            IMV LEASE /CAPITAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheet
                                 March 31, 1996
                                  (Unaudited)

                                                                      March 31,    December 31,
                                                                          1996         1995
                                                                          ----         ----
                                     Assets
                                     ------
Current Assets:
     Cash                                                               $ 4,489   $   6,576
     Prepaid Expenses                                                     1,000       1,000
     Deferred Offering Costs                                              3,000        --
                                                                        -------   ---------
          Total assets                                                  $ 8,489   $   7,576
                                                                        =======   =========



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
     Accounts payable                                                   $ 5,880   $    --
                                                                        -------   ---------
          Total current liabilities                                       5,880        --
                                                                        -------   ---------


Stockholders' Equity:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 9,900,000
          shares issued and outstanding                                   9,900       9,900
     Preferred stock, $.001 par value -
          20,000,000 shares authorized, no shares issued
          and outstanding                                                  --          --
     Additional paid-in capital                                                       5,000
     Deficit accumulated during the development stage                    (7,291)     (7,324)
                                                                        -------   ---------
          Total stockholders' equity                                      2,609       7,576
                                                                        -------   ---------


          Total liabilities and stockholders' equity                    $ 8,489   $   7,576
                                                                        =======   =========












                See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                                          Period from
                                       For the Three   For the Three    October 14, 1994
                                        Months Ended    Months Ended   (Date of Inception)
                                       March 31, 1996  March 31, 1995  to March 31, 1996
                                       --------------  --------------  -----------------
Revenues
     Interest income                       $    33         $    --        $    99



Expenses
     General and administrative              7,000              --          7,390
                                           -------         ---------      -------



Net income (loss)                          $(6,967)        $    --        $(7,291)
                                           =======         =========      =======



Net income (loss) per share                $  --           $  --
                                           =========       =========


























             See accompanying notes to financial statements

                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                            Period From
                                                        For the Three    For the Three    October 14, 1994
                                                         Months Ended     Months Ended   (Date of Inception)
                                                        March 31, 1996   March 31, 1995   to March 31, 1996
                                                        --------------   --------------   -----------------
Cash flows from operating activities:

     Net income (loss)                                      $(6,967)      $  --            $(7,291)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               (Increase) decrease in prepaid expenses         --            --             (1,000)
               Increase in accounts payable                   4,880          --              5,880
                                                            -------       -------          -------
          Net cash provided by (used by) operating
             expenses                                        (2,087)         --             (2,411)
                                                            -------       -------          -------


Cash flows from financing activities:
     Issuance of common stock                                  --            --              9,900
     Deferred offering costs                                   --            --             (3,000)
     Stockholder loan payable                                  --            --               --
     Increase in restricted cash                               --            --               --
                                                            -------       -------          -------
          Net cash provided by (used by) financing
              activities                                       --            --              6,900
                                                            -------       -------          -------


Net increase (decrease) in cash                              (2,087)         --              4,489


Cash at beginning of period                                   6,576          --               --
                                                            -------       -------          -------
Cash at end of period                                       $ 4,489       $  --            $ 4,489
                                                            =======       =======          =======

























                See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)




The financial information included herein is unaudited. Such information, however, reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of results to be expected for the year.

NOTE 1 - Summary of Significant Accounting Policies
         ------------------------------------------

Business Activity
-----------------

IMV Lease/Capital, Inc. (the Company) was organized under the laws of the State of Florida on October 14, 1994. The Company is a development stage company and has not commenced operations. The Company intends to effect a merger, acquire the assets or the common stock of existing businesses.

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, to be cash equivalents.

NOTE 2 - Public Offering
         ---------------

The Company raised $100,000 in exchange for 100,000 shares of common stock in a public offering pursuant to Rule 419 of the Securities Act of 1933, the effective date of which was March 14, 1996. The funds, including interest earned thereon, along with the common stock issued are being held in escrow until the Company submits for shareholder approval a proposed business acquisition and at least 90% of the aforementioned 100,000 common shares are voted in favor of the proposed transaction. In the event an acquisition is not consumated by September 14, 1997, the deposited funds will be returned to all investors.


NOTE 3 - Deferred Offering Costs
         -----------------------

Direct costs of the public offering were deferred and deducted from paid-in capital upon completion of the public offering.

                           IMV LEASE/CAPITAL, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                                 (Unaudited)





NOTE 4 - Concentrations of Credit Risk
         -----------------------------

The Company has concentrated its credit risk for cash by maintaining deposits in one financial institution which exceeds amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

GENERAL

      The Company was organized under the laws of the State of Florida on October 14, 1994 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through March 31, 1996, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

REVENUES

      For the quarter ended March 31, 1996, the Company had revenues consisting of interest income of $33.00. Expenses for the quarter ended March 31, 1996 were $7,000.00. The Company's net loss for the quarter ended March 31, 1996 was $6,967.00.

LIQUIDITY AND CAPITAL RESOURCES

      During the period from the Company's inception through March 31, 1996, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During the first quarter of 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The Company's principal asset at March 31, 1996 was cash totalling $4,489.00. As of such date, the Company had total current liabilities of $5,880.00.


                           PART II. OTHER INFORMATION


ITEMS 1-6.  Not Applicable

                                    SIGNATURE


      In accordance with requirements of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IMV LEASE/CAPITAL, INC.



                                           By: /s/ Todd E. Levine
                                              --------------------------
                                              Todd E. Levine, President


DATED:  September 18, 1997.