Form 10-Q
period 1996-09-30
IMV LEASE CAPITAL INC
filed 1997-10-20
CIK 1000687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

For the quarterly period ended        September 30, 1996
                              --------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                         ---   ---

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

      Balance Sheet .........................................................2

      Statement of Operations................................................3

      Statement of Cash Flows................................................4

Notes to Financial Statements..............................................5-6

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 1996
                                   (Unaudited)

                                                                     September 30  December 31
                                                                         1996          1995
                                                                         ----          ----
          Assets

Current Assets:
     Cash                                                             $   2,038      $   6,576
     Cash - restricted                                                  100,000            --
     Prepaid Expense                                                       --            1,000
                                                                      ---------      ---------
          Total assets                                                $ 102,038      $   7,576
                                                                      =========      =========



Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                 $  20,563       $   --
     Payable to stockholder                                               2,019           --
                                                                      ---------      ---------
          Total current liabilities                                      22,582           --
                                                                      ---------      ---------


Stockholders' Equity:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 10,000,000
          shares issued and outstanding                                  10,000          9,900
     Preferred stock, $.001 par value -
          20,000,000 shares authorized, no shares issued
          and outstanding                                                  --             --
     Additional paid-in capital                                          96,900          5,000
     Deficit accumulated during the development stage                   (27,444)        (7,324)
                                                                      ---------      ---------
          Total stockholders' equity                                     79,456          7,576
                                                                      ---------      ---------


          Total liabilities and stockholders' equity                  $ 102,038      $   7,576
                                                                      =========      =========

















                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)





                                  For the Nine     For the Nine   For the Three  For the Three  October 14, 1994
                                  Months Ended     Months Ended   Months Ended   Months Ended  (Date of Inception)
                                  September 30,    September 30,  September 30,  September 30,  To September 30,
                                       1996            1995           1996          1995            1996
                                     --------       --------       --------       --------       --------
Revenues
     Interest income                 $  1,922       $     21       $    984       $     21       $  1,988



Expenses
     General and administrative        29,042            105          4,684            105         29,432
                                     --------       --------       --------       --------       --------



Net income (loss)                    $(27,120)      $    (84)      $ (3,700)      $    (84)      $(27,444)
                                                    ========       ========       ========       ========



Net income (loss) per share          $   --         $   --         $   --         $   --
                                     ========       ========       ========       ========




































                                See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                        Period From
                                                      For the Nine      For the Nine  October 14, 1994
                                                      Months Ended      Months Ended  (Date of Inception)
                                                      September 30,     September 30, To September 30,
                                                           1996              1995          1996
                                                        ---------       ---------       ---------
Cash flows from operating activities:
     Net income (loss)                                  $ (27,120)      $     (84)      $ (27,444)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               Decrease in prepaid expenses                 1,000            --              --
               Increase in accounts payable                19,563           1,000          20,563
                                                        ---------       ---------       ---------
          Net cash provided by (used by) operating
             expenses                                      (6,557)            916          (6,881)
                                                        ---------       ---------       ---------


Cash flows from financing activities:
     Issuance of common stock                             100,000           9,900         109,900
     Deferred offering costs                                 --            (3,000)         (3,000)
     Stockholder loan payable                               2,019            --             2,019
     Increase in restricted cash                         (100,000)           --          (100,000)
                                                        ---------       ---------       ---------
          Net cash provided by (used by) financing
              activities                                    2,019           6,900           8,919
                                                        ---------       ---------       ---------


Net increase (decrease) in cash                            (4,538)          7,816           2,038


Cash at beginning of period                                 6,576            --              --
                                                        ---------       ---------       ---------
Cash at end of period                                   $   2,038       $   7,816       $   2,038
                                                        =========       =========       =========




































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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

GENERAL

      The Company was organized under the laws of the State of Florida on October 14, 1994 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through September 30, 1996, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

REVENUES

      For the quarter ended September 30, 1996, the Company had revenues consisting of interest income of $984.00. Expenses for the quarter ended September 30, 1996 were $4,684.00. The Company's net loss for the quarter ended September 30, 1996 was $3,700.00. For the nine months ended September 30, 1996, the Company had revenues consisting of interest income of $1,922.00. Expenses for such period were $29,042.00. The Company's net loss for the nine months ended September 30, 1996 was $27,120.00. Revenue, expenses and net loss for the comparable period in 1995 were $21.00 and $105.09 and $84,00.

LIQUIDITY AND CAPITAL RESOURCES

      During the period from the Company's inception through September 30, 1996, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During the first quarter of 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, are being held in escrow until the Company receives shareholder approval for a proposed acquisition. In the event an acquisition is not consummated by September 14, 1997, the deposited funds will be returned to investors. The Company was not able to complete the offering on a timely basis and as a result, all of the funds will be returned to the investors in the Rule 419 offering. Apart from cash included in such escrow account, the Company's principal asset at September 30, 1996 was cash totalling $2,038.00. As of such date, the Company had total current liabilities of $22,582.00.


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