Form 10KSB
period 1996-12-31
IMV LEASE CAPITAL INC
filed 1997-10-20
CIK 1000687

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996
                         Commission File No. 33-96776-a


                             IMV LEASE/CAPITAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Florida                                          75-2228828
-------------------------------------         ----------------------------------
(State of Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

19727 Oakbrook Circle Boca Raton, Florida                        33434
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (561) 483-9940
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:       None
                                                              ------------------

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered

-------------------------------------         ----------------------------------

-------------------------------------         ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:      None
                                                              -----------------

--------------------------------------------------------------------------------
                               (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X       No
                                ---         ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

      State issuer's revenues for its most recent fiscal year:   $2,895.00.

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      Not applicable as there is no market for the Common Stock at this time.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                            Yes           No
                                ---           ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      10,000,000 shares of Common Stock, $.001 par value, as of September 14, 1997.

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS
            -----------------------

INTRODUCTION

      IMV Lease/Capital, Inc. (the "Company/IMV") is a Florida corporation, organized on October 14, 1994, to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination (a "Business Combination"). The Company is a development stage company and has not begun to operate.

      The office address of IMV is 19727 Oakbrook Circle, Boca Raton, Florida 33434. The telephone number is (561) 483-9940. The Company's fiscal year end is December 31.

BACKGROUND

      On March 14, 1996, an offering (the "Blank Check Offering") commenced of 100,000 shares of Common Stock at a purchase price of $1.00 per Share through the Company's sole director and executive officer, Mr. Todd E. Levine. No commissions or underwriting fees were paid in connection with the Blank Check Offering which is subject to Rule 419 of the Securities Act of 1933, as amended (the "Act").

      All of the Common Stock offered by the Company was sold pursuant to the Company's prospectus. The gross offering proceeds to the Company were $100,000 and all proceeds, along with the Common Stock issued to investors in the Blank Check Offering were deposited in an escrow account (the "Deposited Funds" and "Deposited Securities," respectively) with Boca Raton First National Bank (the "Escrow Agent") which is being held for the sole benefit of the purchasers of the Common Stock pursuant to the Blank Check Offering. Mr. Todd Levine has advanced all of the expenses of the Offering and will not be reimbursed for any of such expenses whether or not a Business Combination is ultimately consummated. While held in the escrow account, the Common Stock may not be traded or transferred. The Deposited Funds and the Deposited Securities may not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419 and promulgated by the Company.

COMPLIANCE WITH RULE 419

      Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must first execute an agreement to acquire an acquisition candidate meeting certain specified criteria. The agreement must provide for the acquisition of a business or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds received in this Blank Check Offering. On that basis, the fair value of the business or assets to be acquired must be at least $80,000. Once the acquisition agreement meeting the above criteria has been executed and shareholders representing 90% of the maximum proceeds received in the Blank
Check Offering elect to reconfirm their investment, the Company must successfully complete the mandated reconfirmation offering, as discussed below, and consummate the acquisition.

      Pursuant to Rule 419, to the extent that any shareholder does not elect to remain a shareholder as described herein and in the Reconfirmation Offer, the Company shall return the entire portion of that shareholder's Deposited Funds. Unless 90% in interest of the investors elect to remain shareholders of the Company, all shareholders will be entitled to the return of their portion of the Deposited Funds in the event that the Company elects to consummate the proposed transaction. Additionally, Todd Levine has agreed to absorb all expenses for those shareholders who do not elect to remain shareholders so that any investor who does not elect to reconfirm their investment will be entitled to the return of their entire investment in the Blank Check Offering. Furthermore, in the event an acquisition is not consummated within 18 months of the effective date of the Registration Statement which became effective on March 14, 1996 (which termination date would be September 14, 1997), the Deposited Funds will be returned to all investors.

RECONFIRMATION OFFERING

      Within five business days after the effective date of the Company's Post-Effective Amendment, the Company will commence a reconfirmation offer. The terms of the reconfirmation offer will include the following conditions: (i) the prospectus contained in the Post-Effective Amendment will be sent to each investor whose securities are held in the escrow account within five business days after the effective date of the Post-Effective Amendment; (ii) each investor will have no fewer than 20 and no more than 45 business days from the effective date of the Post-Effective Amendment to notify the Company in writing that the investor elects to remain an investor; (iii) if the Company does not receive written notification from any investor within 45 business days following the effective date, the pro-rata portion of the Deposited Funds and any related interest or dividends held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means, but only if the proposed transaction is consummated;
(iv) the acquisition will be consummated only if a minimum number of investors representing 90% of the maximum offering proceeds received in this Blank Check Offering elect to reconfirm their investments; and (v) if a consummated acquisition has not occurred within 18 months from March 14, 1996, the effective date of the Company's Blank Check Offering registration statement (which would be September 14, 1997), the Deposited Funds held in the escrow account will be returned to all investors on a pro-rata basis within five business days by first class mail or other equally prompt means.

      The Company was not able to complete the offering on a timely basis and as a result, all of the funds will be returned to the investors in the Rule 419 offering.

ITEM 2.     DESCRIPTION OF PROPERTY
            -----------------------

      The Company currently maintains its executive business address on a rent free basis at 19727 Oakbrook Circle, Boca Raton, Florida 33434 from Todd E. Levine, the Company's sole officer and director.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
            --------------------------------------------------------

      Not applicable.


                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS
            ---------------------------------------------------------

      Not Applicable.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            ----------------------------------------------------------

GENERAL

      The Company was organized under the laws of the State of Florida on October 14, 1994 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through the fiscal year ending December 31, 1996, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

REVENUES

      For the year ended December 31, 1996, the Company had revenues consisting of interest income of $2,895 in contrast with interest income of $66.00 for the year ended December 31, 1995. Expenses for the year ended December 31, 1996, were $29,042 in comparison with expenses of $390 for the year ended December 31,

1995. The Company's net loss for the year ended December 31, 1996 was $26,147 in comparison with a net loss of $324 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      During the period from the Company's inception through December 31, 1995, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, are being held in escrow until the Company receives shareholder approval for a proposed acquisition. In the event an acquisition is not consummated by September 14, 1997, the deposited funds will be returned to investors. Apart from cash included in such escrow account, the Company's principal asset at December 31, 1996 was cash totalling $166 and at June 30, 1997 was cash totalling $21.00. As of such dates, the Company had total current liabilities of $22,582 and $22,602, respectively.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS
            ---------------------------------

            The financial statements are included under Item 13(a) of this Report.

ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            On February 19, 1997, Angel E. Lana, P.A., was replaced by Fiske & Company as the Company's independent auditors when that firm declined to stand for re-election or appointment. Angel E. Lana, P.A.'s report of audit since inception of the Company did not contain any adverse opinion, any disclaimer of opinion, nor has any opinion been qualified as to uncertainty, audit scope or accounting principles.

      During the Company's two most recent fiscal years and subsequent interim periods preceding the change in independent auditors, there were not any disagreements with Angel E. Lana, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      Fiske & Company was selected by management to replace Angel Lana, P.A. as the Company's independent auditors as determined by its sole director and executive officer.

                                    PART III


ITEM 9.     DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            --------------------------------------------------------------------
            COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT
            ---------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

      All officers and directors are elected annually to serve for one year or until their successors are elected and qualified.

Name                      Age             Position
----                      ---             --------

Todd E. Levine            28              President, Chief Executive Officer,
                                          Treasurer, Secretary and Director

      TODD E. LEVINE has served as the Company's President, Chief Executive Officer, Treasurer, Secretary and sole Director since August 24, 1995. In 1987 and 1988, Mr. Levine worked as a Real Estate Salesperson for John Daniels and Associates, Palm Beach Gardens, Florida and J.W. Charles and Company, Boca Raton, FL. From 1986 to 1987, he worked as an account executive for T.E.L. Financial Network, Inc., Margate, Florida, a mortgage banking company. His accomplishments included handling commercial and residential sales including government loans. Mr. Levine managed the office, and initiated correspondent relationships and secondary marketing. He also served as commercial and residential loan underwriter for the firm during 1986.

      Mr. Levine's licensure and educational background includes being a Licensed General Contractor; a Certified Residential Specialist of the
Residential Sales Council in July 1991; Graduate Realtors Institute, October 1989; Licensed Florida Real Estate Broker, February 1988; Licensed Health Insurance Agent, February 1988; Licensed Life Insurance Agent, April 1987; Licensed Florida Real Estate Salesperson, January 1987; and Licensed Florida
Mortgage Broker, November 1986. His professional affiliations include Residential Sales Council, March 1991 to Present; Fort Myers Association of Realtors, August 1989 to 1992; Cape Coral Association of Realtors, July 1989 to 1992; and Boca Raton, Association of Realtors, January 1987 to February 1990.

      Mr. Levine's experience includes being owner and Senior Operations Officer of B.K.T., Inc., from 1988 to the present. B.K.T., Inc., located in Boca Raton, Florida, is a real estate investment company and insurance brokerage firm. His responsibilities include negotiating purchases of abandoned or foreclosed properties, rehabilitation, sale and leasing of such properties, and life and health insurance sales. His accomplishments include supervision of properties on both coasts of Florida, documentation review, sales contracts and mortgages and personnel recruitment.

      Mr. Levine also serves as President and owner of Sabal Lake Realty, Inc., Pompano Beach, Florida, from 1988 to the present, which is a general real estate brokerage company specializing in new home and foreclosure sales on both the East and West coasts of Florida. His accomplishments include the sale of new construction homes for Casa Development, where development homes ranged from the middle five figures to over $650,000. He also was responsible for the management of their re-sale home programs, the marketing of rentals and vacant lands sales. He hired, trained and supervised retail sales agents and office management personnel and was responsible for the day-to-day operations of three model home centers for the Company.

      Mr. Levine has not participated in any previous Blind Pool or Blank Check Offerings. Mr. Levine expects to devote up to 50% of his available business time for the search for a suitable acquisition candidate.


ITEM 10.    EXECUTIVE COMPENSATION

CASH COMPENSATION

      Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1996 aggregated to $-0-. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission.

                          Summary Compensation Table(1)

                                                    Annual Compensation     Long-Term Compensation
                                                    ----------------------------------------------
                                                                  Awards               Payouts
                                                          ----------------------  ----------------
                                                              Securities
                                                    Other             Under-
Name and                                           Annual  Restricted  lying             All Other
Principal                                          Compen-    Stock   Options/LTIP         Compen-
Position                Year      Salary Bonus     sation     Award(s) SARs       Payouts  sation
                                    ($)   ($)         ($)      ($)      (#)         ($)     ($)
---------------------------------------------------------------------------------------------------

Todd E. Levine          1995        $0     $0         $0       $0        0          $0      $0
President, Chief        1996        $0     $0         $0       $0        0          $0      $0
Executive Officer,
Treasurer, Secretary
and Sole Director














                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                      (INDIVIDUAL GRANTS)
---------------------------------------------------------------------------------------------------
                                                    Percent of
                                   Number of        Total Options/
                                   Securities       SARs Granted
                                   Underlying       to Employees     Exercise or
                                   Options/SARs     in Fiscal        Base Price      Expiration
            Name                   Granted (#)      Year             ($/Sh)          Date
---------------------------------------------------------------------------------------------------

Todd E. Levine                         0                0               0               0
President, Chief Executive
Officer, Treasurer, Secretary
and Sole Director


                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                      OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------
                                                         Number of
                                                         Securities            Value of
                                                         Underlying            Unexercised
                               Shares                    Unexercised           in-the-Money
                               Acquired                  Options/SARs          Options/SARs
                               on          Value         at FY-End (#)         at FY-End ($)
                               Exercise    Realized      Exercisable/          Exercisable/
      Name                       (#)         ($)         Unexercisable         Unexercisable
---------------------------------------------------------------------------------------------------

Todd E. Levine                   0           $0               0                    $0
President, Chief Executive
Officer, Treasurer,
Secretary and Sole Director

            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------

                            Number         Performance      Estimated Future Payouts Under
                            of Shares,     or Other         Non-Stock Price-Based Plans
                            Units or       Period Until     -------------------------------
                            Other Rights   Maturation        Threshold      Target      Maximum
         Name                  (#)         or Payout         ($ or #)      ($ or #)     ($ or #)
---------------------------------------------------------------------------------------------------

Todd E. Levine                  0              0                0             0           0
President, Chief
Executive Officer,
Treasurer, Secretary
and Sole Director


      The Company has not paid any direct or indirect compensation to the current or proposed officers or directors of the Company and none will be paid from the proceeds from the Blank Check Offering. Additionally, no options or SARS have been granted to any persons since the Company's inception nor does the Company have any long range incentive plans.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the Company's Common Stock beneficially owned on June 30, 1997, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all executive officers and directors as a group. At July 15, 1997, there were 10,000,000 shares of Common Stock outstanding. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days. Information with respect to the percent of class is based on 10,000,000 shares of the Company's Common Stock issued and outstanding as of August 15, 1997.
                                                              Percentage
                                      # of Shares of          of Company
    Name and Address                   Common Stock          Owned Before
      of Beneficial                    Beneficially            Proposed
          Owner                            Owned              Transaction
          -----                            -----              -----------

    Mr. Todd E. Levine(1)               9,790,000                97.9%

    Atlas, Pearlman,
    Trop & Borkson, P.A.(2)               100,000                 1.0%

    Mr. Michael Hanzman(3)                 10,000                  .1%

    All Executive Officers              9,790,000                97.9%
    and  Directors as a
    Group (1 Person)

    Blank Check                           100,000                   1%
    Offering
    Shareholders
____________________________

(1)   The address is 19727 Oakbrook Circle, Boca Raton, Florida 33434.
(2) The address is 200 East Las Olas Boulevard, Suite 1900, Fort Lauderdale, Florida 33301.

(3) The address is Hanzman & Criden P.A., 200 S. Biscayne Boulevard, Suite 2100, Miami, Florida 33141.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

      Mr. Todd E. Levine acquired 9,900,000 shares of Common Stock of the Company in August 24, 1995 for a consideration of $9,900 or $.001 per share. On August 25, 1995, Mr. Levine transferred 10,000 shares of Common Stock to Mr. Michael Hanzman for no consideration. On August 29, 1995, Mr. Levine transferred 100,000 shares of Common Stock to Atlas, Pearlman, Trop & Borkson, P.A. in consideration for legal services rendered to the Company.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K
            --------------------------------------

      (a) The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b)   Reports on Form 8-K
            -------------------

            None.

      (c)   Exhibits

            2.1 Stock Purchase and Exchange Agreement between the Company and 301 Plaza, Inc. (incorporated by reference to the Company's Registration Statement, File No. 33-967766A ("1996-1997 Registration Statement"))

            2.2   Amendment   to   Stock   Purchase   and   Exchange   Agreement
                  (incorporated   by  reference  to  the  Company's   "1996-1997
                  Registration Statement")

            3.1   Form   of   Restated   Articles   of   Incorporation   of  IMV
                  Lease/Capital,   Inc.   (incorporated   by  reference  to  the
                  Company's 1996-1997 Registration Statement)

            3.2 Bylaws of IMV Lease/Capital, Inc. (incorporated by reference to 1996- 1997 Registration Statement)

            4.1 Specimen Common Stock Certificate (incorporated by reference to 1996- 1997 Registration Statement)

            10.1  Forms of Subscription  Documentation for prospective investors
                  (incorporated   by   reference   to   1996-1997   Registration
                  Statement)

            10.2  Executed   Form   of   Deposited   Funds   Escrow    Agreement
                  (incorporated   by   reference   to   1996-1997   Registration
                  Statement)

            10.3  Executed  Form  of  Deposited   Securities   Escrow  Agreement
                  (incorporated   by   reference   to   1996-1997   Registration
                  Statement)

            16.1 Letter of Angel E. Lana, P.A. (incorporated by reference to 1996-1997 Registration Statement)

            27    Financial Data Schedule (Electronic filing only)

            99.1 Form of Reconfirmation Offer (incorporated by reference to 1996-1997 Registration Statement)

                                    SIGNATURE
                                    ---------


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of September, 1997.



                                    IMV LEASE/CAPITAL, INC.



                                    By: /s/ Todd E. Levine
                                       -------------------------------------
                                       Todd E. Levine, Chairman of the Board
                                       and Chief Executive Officer


      In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


                                   SIGNATURES
                                   ----------


                              Chairman of the Board,
                              President and Principal
/s/Todd E. Levine             Executive, Financial
-----------------             and Accounting Officer         September 18, 1997
Todd E. Levine

                           IMV LEASE/CAPITAL, INC.
                        (A Development Stage Company)
                             Financial Statements
                              December 31, 1996



                                      INDEX



Independent Auditor's Report                                              F-2

Balance Sheet                                                             F-3

Statement of Operations                                                   F-4

Statement of Changes in Shareholders' Equity                              F-5

Statement of Cash Flows                                                   F-6

Notes to Financial Statements                                          F-7 - F-8

Board of Directors
IMV Lease/Capital, Inc.
Boca Raton, Florida


                         INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of IMV Lease/Capital, Inc. (A Development Stage Company) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1996, and from October 14, 1994 (Inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMV Lease/Capital, Inc. (A Development Stage Company) as of December 31, 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended December 31, 1996 and from October 14, 1994 (Inception) to December 31, 1996, in conformity with generally accepted accounting principles.




Hollywood, Florida
May 21, 1997

                             IMV LEASE/CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 Balance Sheets

                                                                     December 31,
                                                                  1996         1995
                                                                  ----         ----
                                     Assets
                                     ------

Current Assets:
     Cash                                                      $   3,011    $   6,576
     Cash - restricted                                           100,000
     Prepaid expenses                                               --          1,000
                                                               ---------    ---------
          Total Assets                                         $ 103,011    $   7,576
                                                               =========    =========



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
     Accounts payable                                          $  20,563    $    --
     Payable to stockholder                                        2,019         --
                                                               ---------    ---------
          Total current liabilities                               22,582         --
                                                               ---------    ---------


Stockholders' Equity:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 10,000,000
          and 9,900,000 shares issued and outstanding             10,000        9,900
     Preferred stock, $.001 par value
          20,000,000 shares authorized, no shares issued and
          outstanding                                               --           --
     Additional paid-in capital                                   96,900        5,000
     Deficit accumulated during the development stage            (26,471)      (7,324)
                                                               ---------    ---------
          Total stockholders' equity                              80,429        7,576
                                                               ---------    ---------


          Total liabilities and stockholders' equity           $ 103,011    $   7,576
                                                               =========    =========












                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Operations

                                              For the Year Ended   Period from October 14,
                                                 December 31,      1994 (Date of Inception)
                                              1996         1995     to December 31, 1996
                                              ----         ----     --------------------
Revenues
     Interest income                       $  2,895      $     66      $  2,961



Expenses
     General and administrative              29,042           390        29,432
                                           --------      --------      --------



Net loss                                   $(26,147)     $   (324)     $(26,471)
                                           ========      ========      ========



Net loss per share                         $(0.0026)     $   --
                                           ========      ========




































                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        Statement of Stockholders' Equity


                                                                                                Deficit
                                                                                              Accumulated
                                                                                  Additional   During the
                                                         Common       Preferred    Paid-in     Development
                                                         Stock          Stock      Capital       Stage        Total
                                                --------------------    -----      -------       -----        -----

                                                  Shares     Amount
                                                  ------     ------


Balance, October 14, 1994 (Date of Inception)        --     $ --      $    --      $  --        $   --       $   --


Issuance of Common Stock, August 24, 1995       9,900,000     9,900        --         --            --          9,900


Net Loss                                             --        --          --         --            (324)        (324)
                                               ----------   -------    --------    -------      --------     --------

Balance, December 31, 1995                      9,900,000   $ 9,900    $   --      $  --        $   (324)    $  9,576


Issuance of Common Stock - Public Offering        100,000       100        --       96,900          --         97,000
   March 14, 1996 (net of $3,000 in related
   costs)

Net Loss                                             --        --          --         --         (26,147)     (26,147)
                                               ----------   -------    --------    -------      --------     --------


Balance, December 31, 1996                     10,000,000    10,000        --       96,900       (26,471)      80,429
                                               ==========   =======    ========    =======      ========     ========
































                                  See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows

                                                             For the Year Ended  From October 14, 1994
                                                                 December 31,    (Date of Inception) to
                                                             1996         1995    December 31, 1996
                                                             ----         ----    -----------------
Cash flows from operating activities:
     Net loss                                            $ (26,147)   $    (324)   $ (26,471)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               (Increase) decrease in prepaid expenses       1,000       (1,000)        --
               Increase in accounts payable                 19,563        1,000       20,563
                                                         ---------    ---------    ---------
          Net cash used by operating expenses               (5,584)        (324)      (5,908)
                                                         ---------    ---------    ---------


Cash flows from financing activities:
     Issuance of common stock                              100,000        9,900      109,900
     Deferred offering costs                                (3,000)      (3,000)
     Stockholder loan payable                                2,019         --          2,019
     Increase in restricted cash                          (100,000)        --       (100,000)
                                                         ---------    ---------    ---------
          Net cash provided by financing activities          2,019        6,900        8,919
                                                         ---------    ---------    ---------


Net increase(decrease) in cash                              (3,565)       6,576        3,011


Cash at beginning of period                                  6,576         --           --
                                                         ---------    ---------    ---------
Cash at end of period                                    $   3,011    $   6,576    $   3,011
                                                         =========    =========    =========























                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Business Activity
-----------------

IMV Lease/Captial, Inc. (the Company) was organized under the laws of the State of Florida on October 14, 1994. The Company is a development stage company and has not commenced operations. The Company intends to effect a merger, acquire the assets or the common stock of existing businesses.

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

NOTE 3 - NET LOSS PER SHARE
         -----------------

Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The numbers of common shares used for computing net loss per share were 9,935,343 in 1996, and 9,900,000 in 1995.

NOTE 4 - DEFERRED OFFERING COSTS
         -----------------------

Direct costs of the public offering were deferred and deducted from paid-in capital upon completion of the public offering.

                             IMV LEASE/CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - INCOME TAXES
         ------------

The Company has a net operating loss of $26,471, that expires as follows:

      December 31,
      ------------

      2010              $     324
      2011                 26,147
                        ---------
                        $  26,471
                        =========

NOTE 6 - CONCENTRATIONS OF CREDIT RISK
         -----------------------------

The Company has concentrated its credit risk for cash by maintaining deposits in one financial institution which exceeds amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.