Form 10-Q
period 1997-03-31
IMV LEASE CAPITAL INC
filed 1997-10-20
CIK 1000687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

For the quarterly period ended        March 31, 1997
                              --------------------------------------------------

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

      Balance Sheet .........................................................2

      Statement of Operations................................................3

      Statement of Cash Flows................................................4

Notes to Financial Statements..............................................5-6

                            IMV LEASE /CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                 March 31, 1997
                                   (Unaudited)

                                                               March 31,  December 31,
                                                                  1997        1996
                                                                  ----        ----
                                     Assets
                                     ------

Current Assets:
     Cash                                                      $   3,716     $   3,011
     Cash - restricted                                           100,000       100,000
                                                               ---------     ---------
          Total assets                                         $ 103,716     $ 103,011
                                                               =========     =========



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
     Accounts payable                                          $  20,563     $  20,563
     Payable to stockholder                                        2,019         2,019
                                                               ---------     ---------
          Total current liabilities                               22,582        22,582
                                                               ---------     ---------


Stockholders' Equity:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 10,000,000
          shares issued and outstanding                           10,000        10,000
     Preferred stock, $.001 par value -
          20,000,000 shares authorized, no shares issued
          and outstanding                                           --            --
     Additional paid-in capital                                   96,900        96,900
     Deficit accumulated during the development stage            (25,766)      (26,471)
                                                               ---------     ---------
          Total stockholders' equity                              81,134        80,429
                                                               ---------     ---------


          Total liabilities and stockholders' equity           $ 103,716     $ 103,011
                                                               =========     =========















                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                        Period from
                                       For the Three   For the Three   October 14, 1994
                                        Months Ended    Months Ended  (Date of Inception)
                                       March 31, 1997  March 31, 1996  to March 31, 1997
                                       --------------  --------------  -----------------
Revenues
     Interest income                      $    705      $     33       $  3,666



Expenses
     General and administrative               --           7,000        (29,432)
                                          --------      --------       --------



Net income (loss)                         $    705      $ (6,967)      $(25,766)
                                          ========      ========       ========



Net income (loss) per share               $   --        $   --
                                          ========       ========

























                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                          Period From
                                                         For the Three  For the Three    October 14, 1994
                                                          Months Ended   Months Ended   (Date of Inception)
                                                         March 31, 1997 March 31, 1996   to March 31, 1997
                                                         -------------- --------------   -----------------
Cash flows from operating activities:
     Net income (loss)                                      $     705      $  (6,967)      $ (25,766)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               (Increase) decrease in prepaid expenses           --             --
               Increase in accounts payable                      --            4,880          20,563
                                                            ---------      ---------       ---------
          Net cash provided by (used by) operating
             expenses                                             705         (2,087)         (5,203)
                                                            ---------      ---------       ---------


Cash flows from financing activities:
     Issuance of common stock                                    --             --           109,900
     Deferred offering costs                                     --             --            (3,000)
     Stockholder loan payable                                    --             --             2,019
     Increase in restricted cash                                 --         (100,000)
                                                            ---------      ---------       ---------
          Net cash provided by (used by) financing
              activities                                         --             --             8,919
                                                            ---------      ---------       ---------


Net increase (decrease) in cash                                   705         (2,087)          3,716


Cash at beginning of period                                     3,011          6,576            --
                                                            ---------      ---------       ---------
Cash at end of period                                       $   3,716      $   4,489       $   3,716
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

GENERAL

      The Company was organized under the laws of the State of Florida on October 14, 1994 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through March 31, 1997, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

REVENUES

      For the quarter ended March 31, 1997, the Company had revenues consisting of interest income of $705.00 in contrast with interest income of $33.00 for the quarter ended March 31, 1996. Expenses for the quarter ended March 31, 1996 were $-0- in comparison with expenses of $7,000.00 for the quarter ended March 31, 1996. The Company had net income of $705.00 for the quarter ended March 31, 1997 in comparison with a net loss of $6,967.00 for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      During the period from the Company's inception through March 31, 1996, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During the first quarter of 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, are being held in escrow until the Company receives shareholder approval for a proposed acquisition. In the event an acquisition is not consummated by September 14, 1997, the deposited funds will be returned to investors. The Company was not able to complete the offering on a timely basis and as a result, all of the funds will be returned to the investors in the Rule 419 offering. Apart from cash included in such escrow account, the Company's principal asset at March 31, 1997 was cash totalling $3,716.00. As of such date, the Company had total current liabilities of $22,582.00.


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