Form 10-Q
period 1997-06-30
IMV LEASE CAPITAL INC
filed 1997-10-20
CIK 1000687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

For the quarterly period ended        June 30, 1997
                              --------------------------------------------------

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

      Balance Sheet .........................................................2

      Statement of Operations................................................3

      Statement of Cash Flows................................................4

Notes to Financial Statements..............................................5-6

                            IMV LEASE /CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                  June 30, 1997

                                                               June 30,  December 31,
                                                                  1997        1996
                                                                  ----        ----

                                     Assets
                                     ------
Current Assets:
     Cash                                                       $   4,387    $   3,011
     Cash - restricted                                            100,000      100,000
                                                                ---------    ---------
          Total assets                                          $ 104,387    $ 103,011
                                                                =========    =========



                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
     Accounts payable                                           $  20,563    $  20,563
     Payable to stockholder                                         2,039        2,019
                                                                ---------    ---------
          Total current liabilities                                22,602       22,582
                                                                ---------    ---------


Stockholders' Equity:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 10,000,000
          shares issued and outstanding                            10,000       10,000
     Preferred stock, $.001 par value -
          20,000,000 shares authorized, no shares issued
          and outstanding                                            --           --
      Additional paid-in-capital                                   96,900       96,900
     Deficit accumulated during the development stage             (25,115)     (26,471
                                                                ---------    ---------
          Total stockholders' equity                               81,785       80,429
                                                                ---------    ---------


          Total liabilities and stockholders' equity            $ 104,387    $ 103,011
                                                                =========    =========















                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Operations




                                                  For the Six    For the Three  For the Three    Period from
                                    For the Six   Months Ended    Months Ended  Months Ended    October 14, 1994
                                   Months Ended   June 30, 1996  June 30, 1997  June 30, 1996  (Date of Inception)
                                  June 30, 1997   (Unaudited)     (Unaudited)   (Unaudited)     to June 30, 1997
                                  -------------   -----------     -----------   -----------     ----------------
Revenues
     Interest income                 $   1521      $    938       $    816      $    905           $  4,482



Expenses
     General and administrative           165        24,358            165        17,358             29,597
                                     --------      --------       --------      --------           --------



Net income (loss)                    $  1,356      $(23,420)      $    651       (16,453)           (25,115)
                                     ========      ========       ========      ========           ========



Net income (loss) per share          $   --        $   --         $   --        $   --
                                     ========      ========       ========      ========



































                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows




                                                                            For the Six     Period From
                                                             For the Six    Months Ended  October 14, 1994
                                                             Months Ended  June 30, 1996 (Date of Inception)
                                                            June 30, 1997   (Unaudited)   to June 30, 1997
                                                            -------------   -----------   ----------------
Cash flows from operating activities:
     Net income (loss)                                      $   1,356      $ (23,420)      $ (25,115)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               (Increase) decrease in prepaid expenses           --            1,000            --
               Increase in accounts payable                      --           14,880          20,563
                                                            ---------      ---------       ---------
          Net cash provided by (used by) operating
             expenses                                           1,356         (7,540)         (4,552)
                                                            ---------      ---------       ---------


Cash flows from financing activities:
     Issuance of common stock                                    --          100,000         109,900
     Deferred offering costs                                     --             --            (3,000)
     Stockholder loan payable                                      20          3,000           2,039
     Increase in restricted cash                                 --         (100,000)       (100,000)
                                                            ---------      ---------       ---------
          Net cash provided by (used by) financing
              activities                                           20          3,000           8,939
                                                            ---------      ---------       ---------


Net increase (decrease) in cash                                 1,376         (4,540)          4,387


Cash at beginning of period                                     3,011          6,576            --
                                                            ---------      ---------       ---------
Cash at end of period                                       $   4,387      $   2,036       $   4,387
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

GENERAL

      The Company was organized under the laws of the State of Florida on October 14, 1994 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through June 30, 1997, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

REVENUES

      For the quarter ended June 30, 1997, the Company had revenues consisting of interest income of $816.00 in contrast with interest income of $905.00 for the quarter ended June 30, 1996. Expenses for the quarter ended June 30, 1997 were $165.00 in comparison with expenses of $17,358.00 for the quarter ended June 30, 1996. The Company had net income of $651.00 for the quarter ended June 30, 1997 in comparison with a net loss of $16,453.00 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Company had revenues consisting of interest income of $1,521.00. Expenses for such period were $165.00. The Company had net income for the six months ended June 30, 1997 of $1,356.00. Revenue, expenses and net loss for the comparable period in 1996 were $938.00, $24,358.00 and $23,420.00.

LIQUIDITY AND CAPITAL RESOURCES

      During the period from the Company's inception through June 30, 1996, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During the first quarter of 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, are being held in escrow until the Company receives shareholder approval for a proposed acquisition. In the event an acquisition is not consummated by September 14, 1997, the deposited funds will be returned to investors. The Company was not able to complete the offering on a timely basis and as a result, all of the funds will be returned to the investors in the Rule 419 offering. Apart from cash included in such escrow account, the Company's principal asset at June 30, 1997 was cash totalling $4,387.00. As of such date, the Company had total current liabilities of $22,602.00.

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