Form 10-Q
period 1997-09-30
IMV LEASE CAPITAL INC
filed 1998-02-20
CIK 1000687

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ________________

                       Commission File Number:  33-96776-A

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

Common Stock Outstanding as of September 14, 1997:  9,920,000 Shares

ITEM 1.  FINANCIAL STATEMENTS.




                             IMV LEASE/CAPITAL, INC.

                              FINANCIAL STATEMENTS





                                    CONTENTS


Financial Statements:

         Balance Sheet ............................................... 1

         Statements of Operations......................................2

         Statements of Cash Flows......................................3

Notes to Financial Statements........................................4-5

                            IMV LEASE /CAPITAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                               September 30, 1997
                                   (Unaudited)




                                   Assets


Current Assets:
     Cash                                                 $       4,816
     Cash - restricted                                          100,000
                                                          -------------
          Total assets                                    $     104,816
                                                          =============


                    Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                     $      20,563
     Payable to related company                                     743
     Payable to stockholder                                       5,039
                                                          -------------
          Total current liabilities                              26,345
                                                          -------------


Stockholders' Equity:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 10,000,000
          shares issued and outstanding                          10,000
     Preferred stock, $.001 par value -
          20,000,000 shares authorized, no shares issued
          and outstanding                                             -
      Additional paid-in-capital                                 96,900
     Deficit accumulated during the development stage           (28,429)
                                                          -------------
          Total stockholders' equity                             78,471
                                                          -------------


          Total liabilities and stockholders' equity      $     104,816
                                                          =============


        See accompanying notes to financial statements


                            IMV LEASE/CAPITAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                      For the Nine       For the Three        For the Three         Period from
                                  For the Nine        Months Ended       Months Ended         Months Ended        October 14, 1994
                                  Months Ended     September 30, 1996  September 30, 1997  September 30, 1996   (Date of Inception)
                               September 30, 1997      (Unaudited)        (Unaudited)          (Unaudited)     to September 30, 1997
                               ------------------  ------------------  ------------------  ------------------  ---------------------

Revenues
     Interest income             $        1950       $       1,922     $        429          $       984        $       4,911



Expenses
     General and administrative          3,908              29,042            3,743                4,684               33,340
                                 -------------       -------------    -------------         ------------           ----------


Net income (loss)                $      (1,958)      $     (27,120)    $     (3,314)              (3,700)             (28,429)
                                 =============       =============    =============         ============           ==========


Net income (loss) per share      $           -       $           -     $          -          $         -
                                 =============       =============    =============         ============



                 See accompanying notes to financial statements


                            IMV LEASE/CAPITAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)




                                                                                         For the Nine               Period From
                                                                   For the Nine          Months Ended             October 14, 1994
                                                                   Months Ended       September 30, 1996        (Date of Inception)
                                                                September 30, 1997       (Unaudited)           to September 30, 1997
                                                                ------------------    ------------------       ---------------------
Cash flows from operating activities:
     Net income (loss)                                         $       (1,958)         $    (27,120)         $       (28,429)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               (Increase) decrease in prepaid expenses                      -                 1,000                        -
               Increase in payable to related company                     743                     -                      743
               Increase in accounts payable                                 -                19,563                   20,563
          Net cash provided by (used by) operating              -------------         -------------         ----------------
             expenses                                                  (1,215)               (6,557)                  (7,123)
                                                                -------------         -------------         ----------------

Cash flows from financing activities:
     Issuance of common stock                                               -               100,000                  109,900
     Deferred offering costs                                                -                     -                   (3,000)
     Stockholder loan payable                                           3,019                 2,019                    5,038
     Increase in restricted cash                                            -              (100,000)                (100,000)
          Net cash provided by (used by) financing              -------------         -------------         ----------------
              activities                                                3,019                 2,019                   11,938
                                                                -------------         -------------         ----------------

Net increase (decrease) in cash                                         1,804                (4,538)                   4,815


Cash at beginning of period                                             3,011                 6,576                        -
                                                                -------------         -------------         ----------------
Cash at end of period                                           $       4,815           $     2,038           $        4,815
                                                                =============         =============         ================



                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)




NOTE 1 - Summary of Significant Accounting Policies

Business Activity

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

NOTE 2 - Public Offering

The Company raised $100,000 in exchange for 100,000 shares of common stock in a public offering pursuant to Rule 419 of the Securities Act of 1933, the effective date of which was March 14, 1996. The funds, including interest earned thereon, along with the common stock issued are being held in escrow. The funds could not be released until the Company submitted for shareholder approval, a proposed business acquisition, and at least 90% of the aforementioned 100,000 common shares voted in favor of the proposed transaction by September 14, 1997.

The Company was not able to complete a business acquisition by September 14, 1997, and accordingly, all funds are in the process of being returned to investors and the common stock issued will be canceled.


NOTE 3 - Net Loss Per Share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The numbers of common shares used for computing net loss per share were 9,980,054 in 1997, and 9,935,343 in 1996.

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)



NOTE 4 - Deferred Offering Costs

Direct costs of the public offering were deferred and deducted from paid-in capital upon completion of the public offering on March 14, 1996. These costs will be expensed upon the return to investors of funds raised in the public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

Revenues

         For the quarter ended September 30, 1997, the Company had revenues consisting of interest income of $429.00 compared to $984.00 for the quarter ended September 30, 1996. Expenses for the quarter ended September 30, 1997 were $3,743.00 compared to $3,314.00 for the quarter ended September 30, 1996. The Company's net loss for the quarter ended September 30, 1997 was $3,314.00 compared to $3,700.00 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, the Company had revenues consisting of interest income of $1,950.00 compared to $1,922.00 for the nine months ended September 30, 1996. Expenses for such periods were $3,908.00 and $29,042,000, respectively. The company's net loss for the nine months ended September 30, 1997 was $1,958.00 compared to $27,120 for the nine months ended September 30, 1996.

Liquidity and Capital Resources

         During the period from the Company's inception through September 30, 1997, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During the first quarter of 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, were being held in escrow until the Company received shareholder approval for a proposed acquisition. The Company was not able to complete the offering on a timely basis and as a result, all of the funds were returned to the investors in the Rule 419 offering. The Company also allowed the investors to retain 20% of the stock they had previously subscribed for or a total of 20,000 shares of Common Stock of the Company. These shares were issued In recognition of the loyalty displayed by such investors and in consideration for such investors having their funds maintained in escrow for up to 18 months from the commencement of the public offering in March 1996 and in lieu of interest. Apart from cash included in such escrow account, the Company's principal asset at

September 30, 1997 was cash totalling $4,816.00 As of such date, the Company had total current liabilities of $26,345.00.

The Company will continue with its original business plan which consisted of efforts to seek and undertake a merger, acquire the assets or the capital stock of existing businesses, effectuate joint ventures or strategic alliances or otherwise complete a business combination with independent companies or with entities or businesses affiliated with the principal of the Company. Inasmuch as certain of the shares of Common Stock held by shareholders of the Company are eligible for sale pursuant to Rule 144 or are currently freely tradeable as a result of having been acquired and held for in excess of two years, the Company plans to seek inclusion of its Common Stock on the OTC Bulletin Board. As indicated, the Company is currently a reporting company under the Securities Exchange Act of 1934 pursuant to Section 15(d) of the Securities Exchange Act of 1934 and may choose to register under Section 12(g) of the Securities Exchange Act of 1934. In any event, it is the Company's intention to maintain a current status with regard to its obligation to file periodic reports under the Securities Exchange Act of 1934.

                           PART II. OTHER INFORMATION

ITEMS 1-6.   Not Applicable

                                    SIGNATURE


         In accordance with requirements of the Exchange Act, the Issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   IMV LEASE/CAPITAL, INC.



                                                   By:/s/ Todd E. Levine
                                                      --------------------------
                                                      Todd E. Levine, President


DATED:  February 20, 1998.