Form 10KSB
period 1997-12-31
IMV LEASE CAPITAL INC
filed 1998-02-20
CIK 1000687

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997
                         Commission File No. 33-96776-a


                             IMV LEASE/CAPITAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Florida                                      75-2228828
--------------------------------                     ------------------------
(State of Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


19727 Oakbrook Circle Boca Raton, Florida                     33434
(Address of Principal Executive Offices)                    (Zip Code)

                                 (561) 483-9940
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:      None
                                                                    ----

                                                  Name of Each Exchange
  Title of Each Class                              on Which Registered
================================            ====================================

Securities registered under Section 12(g) of the Exchange Act: None

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

         State issuer's revenues for its most recent fiscal year:   $2,024.00

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

                                Yes ___      No ___


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         9,920,000 shares of Common Stock, $.001 par value, as of December 31, 1997.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

Background

         On March 14, 1996, the Company's Registration Statement on Form SB-2 became effective with the Securities and Exchange Commission, and, an offering (the "Blank Check Offering") commenced of 100,000 shares of Common Stock at a purchase price of $1.00 per Share through the Company's sole director and executive officer, Mr. Todd E. Levine. No commissions or underwriting fees were paid in connection with the Blank Check Offering which is subject to Rule 419 of the Securities Act of 1933, as amended (the "Act").

         All of the Common Stock offered by the Company was sold pursuant to the Company's prospectus. The gross offering proceeds to the Company were $100,000 and all proceeds, along with the Common Stock issued to investors in the Blank Check Offering were deposited in an escrow account (the "Deposited Funds" and "Deposited Securities," respectively) with Boca Raton First National Bank (the "Escrow Agent") which were held for the sole benefit of the purchasers of the Common Stock pursuant to the Blank Check Offering. Mr. Todd Levine advanced all of the expenses of the Offering and was not reimbursed for any of such expenses. While held in the escrow account, the Common Stock could not be traded or transferred. The Deposited Funds and the Deposited Securities could not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of investors reconfirmed their investment in accordance with the procedures set forth in Rule 419 and promulgated by the Company.

         Inasmuch as the Company's Registration Statement became effective under the Act, the Company became a so-called reporting company under Rule 15(d) of the Securities Exchange Act of 1934, whether or not a reconfirmation was completed by investors, and the Company is obligated to file periodic reports with the Securities and Exchange Commission.

Compliance with Rule 419

         Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must first execute an agreement to acquire an acquisition candidate meeting certain specified criteria. The agreement must provide for the acquisition of a business or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds received in the Blank Check Offering. On that basis, the fair value of the business or assets to be acquired had to have been at least $80,000. Once the acquisition agreement meeting the above criteria had been executed and shareholders representing 90% of the maximum proceeds received in the Blank Check Offering elected to reconfirm their investment, the Company must successfully complete the mandated reconfirmation offering, as discussed below, and consummate the acquisition.

         Pursuant to Rule 419, to the extent that any shareholder does not elect to remain a shareholder in the Reconfirmation Offer, the Company must return the entire portion of that shareholder's Deposited Funds. Unless 90% in interest of the investors elected to remain shareholders of the Company, all shareholders would be entitled to the return of their portion of the Deposited Funds in the event that the Company elected to consummate the proposed transaction. Additionally, Todd Levine had agreed to absorb all expenses for those shareholders who did not elect to remain shareholders so that any investor who did not elect to reconfirm their investment would be entitled to the return of their entire investment in the Blank Check Offering. Furthermore, in the event an acquisition was not consummated within 18 months of the effective date of the Registration Statement which became effective on March 14, 1996 (which termination date would be September 14, 1997), the Deposited Funds were required to be returned to all investors.

Reconfirmation Offering

         Within five business days after the effective date of the Company's Post-Effective Amendment, the Company was to commence a reconfirmation offer. The terms of the reconfirmation offer included the following conditions: (i) the prospectus contained in the Post-Effective Amendment would be sent to each investor whose securities were held in the escrow account within five business days after the effective date of the Post-Effective Amendment; (ii) each investor would have no fewer than 20 and no more than 45 business days from the effective date of the Post-Effective Amendment to notify the Company in writing that the investor elected to remain an investor; (iii) if the Company did not receive written notification from any investor within 45 business days following the effective date, the pro-rata portion of the Deposited Funds and any related interest or dividends held in the escrow account on such investor's behalf would be returned to the investor within five business days by first class mail or other equally prompt means, but only if the proposed transaction were consummated; (iv) the acquisition would be consummated only if a minimum number of investors representing 90% of the maximum offering proceeds received in the Blank Check Offering elected to reconfirm their investments; and (v) if a consummated acquisition did not occur within 18 months from March 14, 1996, the effective date of the Company's Blank Check Offering registration statement (which would be

September 14, 1997), the Deposited Funds held in the escrow account would be returned to all investors on a pro-rata basis within five business days by first class mail or other equally prompt means.

         The Company was not able to complete the offering on a timely basis and as a result, all of the funds were returned to the investors in the Rule 419 offering. The Company also allowed the investors to retain 20% of the stock they had previously subscribed for or a total of 20,000 shares of Common Stock of the Company. These shares were issued In recognition of the loyalty displayed by such investors and in consideration for such investors having their funds maintained in escrow for up to 18 months from the commencement of the public offering in March 1996.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently maintains its executive business address on a rent free basis at 19727 Oakbrook Circle, Boca Raton, Florida 33434 from Todd E. Levine, the Company's sole officer and director.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

         Not Applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

         The Company was organized under the laws of the State of Florida on October 14, 1994 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through the fiscal year ending December 31, 1997, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities. The Company was not able to complete the reconfirmation offer on a timely basis and all funds were returned to investors. The Company remained obligated to file periodic reports under the Securities Exchange Act of 1934, and will continue to seek to effect a business combination.

Revenues

         For the year ended December 31, 1997, the Company had revenues consisting of interest income of $2,024 in contrast with interest income of $2,895 for the year ended December 31, 1996. Expenses for the year ended December 31, 1997, were $12,148 in comparison with expenses of $29,042 for the year ended December 31, 1996. The Company's net loss for the year ended December 31, 1997 was $10,124 in comparison with a net loss of $26,147 for the year ended December 31, 1996.

Liquidity and Capital Resources

         During the period from the Company's inception through December 31, 1995, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During 1996, the Company completed the public offering of 100,000 shares of Common Stock pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, were held in escrow until the Company could receive shareholder approval for a proposed acquisition. Inasmuch as the acquisition could not be consummated by September 14, 1997, the deposited funds were returned to investors.

The Company's principal asset at December 31, 1997 was cash totalling $4,015. As of December 31, 1997, the Company had total current liabilities of $11,707.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements are included under Item 13(a) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT

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

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1997 aggregated to $-0-. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission.


                           Summary Compensation Table

                                                 Annual Compensation                Long-Term Compensation
                          ---------------------------------------------------------------------------------------------
                                                            Awards                      Payouts
                                                            -----------------------------------

                                                                            Securities
                                                   Other                    Under-
Name and                                           Annual   Restricted      lying                        All Other
Principal                                          Compen-                  Stock           Options/     LTIP Compen-
Position                  Year    Salary  Bonus    sation   Award(s)        SARs            Payouts      sation
                                   ($)     ($)       ($)       ($)           (#)             ($)           ($)
----------------------------------------------------------------------------------------------------------------------
Todd E. Levine            1995     $0      $0        $0        $0              0            $0            $0
President, Chief          1996     $0      $0        $0        $0              0            $0            $0
Executive Officer,        1997     $0      $0        $0        $0              0            $0            $0
Treasurer, Secretary
and Sole Director


                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 (INDIVIDUAL GRANTS)

----------------------------------------------------------------------------------------------------------------------
                                                                Percent of
                                             Number of          Total Options/
                                             Securities         SARs Granted
                                             Underlying         to Employees         Exercise or
                                             Options/SARs       in Fiscal            Base Price         Expiration
                  Name                       Granted (#)        Year                 ($/Sh)             Date
----------------------------------------------------------------------------------------------------------------------
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
                                                                         Securities            Value of
                                                                         Underlying            Unexercised
                                      Shares                             Unexercised           in-the-Money
                                      Acquired                           Options/SARs          Options/SARs
                                      on               Value             at FY-End (#)         at FY-End ($)
                                      Exercise         Realized          Exercisable/          Exercisable/
         Name                            (#)               ($)           Unexercisable         Unexercisable
----------------------------------------------------------------------------------------------------------------------
Todd E. Levine                           0                 $0                 0                     $0
President, Chief Executive
Officer, Treasurer,
Secretary and Sole Director


             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                                 Number            Performance          Estimated Future Payouts Under
                                 of Shares,        or Other             Non-Stock Price-Based Plans
                                 Units or          Period Until         ------------------------------
                                 Other Rights      Maturation           Threshold      Target       Maximum
             Name                    (#)           or Payout            ($ or #)       ($ or #)     ($ or #)
----------------------------------------------------------------------------------------------------------------------
Todd E. Levine                       0                 0                   0                0            0
President, Chief
Executive Officer,
Treasurer, Secretary
and Sole Director

         The Company has not paid any direct or indirect compensation to the officers or directors of the Company. Additionally, no options or SARS have been granted to any persons since the Company's inception nor does the Company have any long range incentive plans.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the Company's Common Stock beneficially owned on December 31, 1997, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all executive officers and directors as a group. At December 31, 1997, there were 9,920,000 shares of Common Stock outstanding. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.

A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days. Information with respect to the percent of class is based on 9,920,000 shares of the Company's Common Stock issued and outstanding as of December 31, 1997.


                                                                                             Percentage
                                                           # of Shares of                    of Company
          Name and Address                                  Common Stock                    Owned Before
            of Beneficial                                   Beneficially                      Proposed
                Owner                                           Owned                        Transaction
          ----------------                                 --------------                   ------------
      Todd E. Levine(1)                                        9,000,000                        90.7%

      Paul E. Levine (2)                                         518,000                         5.2%

      All Executive Officers                                   9,000,000                        90.7%
      and  Directors as a
      Group (1 Person)

      Other Shareholders                                         402,000                         4.0%

-----------------------------

(1)      The address is 1200 Ocean Boulevard, # 813, Boca Raton, Florida 33432.
(2)      The address is 19727 Oakbrook Circle, Boca Raton, Florida 33434.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Todd E. Levine acquired 9,900,000 shares of Common Stock of the Company in August 24, 1995 for a consideration of $9,900 or $.001 per share. On August 25, 1995, Mr. Levine transferred 10,000 shares of Common Stock to Mr. Michael Hanzman for no consideration. On August 29, 1995, Mr. Levine transferred 100,000 shares of Common Stock to Atlas, Pearlman, Trop & Borkson, P.A. in consideration for legal services rendered to the Company. On October 2, 1997, Mr. Levine transferred without consideration 518,000 shares of Common Stock to Mr. Paul W. Levine, his father, 100,000 shares of Common Stock to Mrs. Kimberly Levine, his sister, 72,000 shares of Common Stock to Mrs. Arlene Hoffer and 100,000 shares of Common Stock to Mr. John Byler, both of whom are friends and business associates of Mr. Todd Levine.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

         3.1 Form of Restated Articles of Incorporation of IMV Lease/Capital, Inc. (incorporated by reference to the Company's 1996-1997 Registration Statement)

         3.2 Bylaws of IMV Lease/Capital, Inc. (incorporated by reference to 1996-1997 Registration Statement)

         4.1 Specimen Common Stock Certificate (incorporated by reference to 1996-1997 Registration Statement)

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

         10.2 Executed Form of Deposited Funds Escrow Agreement (incorporated by reference to 1996-1997 Registration Statement)

         10.3 Executed Form of Deposited Securities Escrow Agreement (incorporated by reference to 1996-1997 Registration Statement)

         16.1 Letter of Angel E. Lana, P.A. (incorporated by reference to 1996-1997 Registration Statement)

         99.1 Form of Reconfirmation Offer (incorporated by reference to 1996-1997 Registration Statement)

                                    SIGNATURE


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of February 1998.

                                  IMV LEASE/CAPITAL, INC.



                                  By:/s/Todd E. Levine
                                  -------------------------------------
                                  Todd E. Levine, Chairman of the Board
                                  and Chief Executive Officer


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


                                   SIGNATURES


                                 Chairman of the Board,
                                 President and Principal
/s/Todd E. Levine                Executive, Financial
---------------------------      and Accounting Officer        February 20, 1998
Todd E. Levine

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                              Financial Statements
                               December 31, 1997

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                              Financial Statements



                                      INDEX



Independent Auditor's Report                                                 1

Balance Sheet                                                                2

Statement of Operations                                                      3

Statement of Changes in Shareholders' Equity                                 4

Statement of Cash Flows                                                      5

Notes to Financial Statements                                              6-7

FISKE & COMPANY LETTERHEAD


Board of Directors
IMV Lease/Capital, Inc.
Boca Raton, Florida


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of IMV Lease/Capital, Inc. (A Development Stage Company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1997, and from October 14, 1994 (Inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IMV Lease/Capital, Inc. (A Development Stage Company) as of December 31, 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended December 31, 1997 and from October 14, 1994 (Inception) to December 31, 1997, in conformity with generally accepted accounting principles.




/S/ FISKE & COMPANY
--------------------
FISKE & COMPANY


Hollywood, Florida
February 6, 1998

                            IMV LEASE/CAPITAL, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 1997

                              Assets


Current Assets:
     Cash                                                        $       4,015
                                                                 -------------
          Total Assets                                           $       4,015
                                                                 =============


                    Liabilities and Capital Deficiency

Current Liabilities:
     Accounts payable                                             $      5,926
     Payable to related company                                            743
     Payable to stockholder                                              5,038
                                                                 -------------
          Total current liabilities                                     11,707
                                                                 -------------


Capital Deficiency:
     Common stock, $.001 par value -
          100,000,000 shares authorized, 9,920,000
          shares issued and outstanding                                  9,920
     Preferred stock, $.001 par value
          20,000,000 shares authorized, no shares issued and
          outstanding                                                        -
     Additional paid-in capital                                         18,983
     Deficit accumulated during the development stage                  (36,595)
                                                                 -------------
          Net capital deficiency                                        (7,692)
                                                                 -------------


          Total liabilities and net capital                       $      4,015
                                                                 =============

                 See accompanying notes to financial statements



                            IMV LEASE/CAPITAL, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                              For the Year Ended                         Period from October 14,
                                                December 31,                           1994  (Date of Inception)
                                         1997                   1996                     to December 31, 1997
                                         ----                   ----                   -------------------------
Revenues
     Interest income             $       2,024           $       2,895                   $       4,985



Expenses
     General and administrative         12,148                  29,042                          41,580
                                 -------------           -------------                   -------------


Net loss                         $     (10,124)          $     (26,147)                  $     (36,595)

                                 =============           =============                   =============

Net loss per share               $           -           $           -
                                 =============           =============


                 See accompanying notes to financial statements



                            IMV LEASE/CAPITAL, INC.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity



                                           Common                                               Deficit
                                           Stock                                              Accumulated
                                     ----------------------         Additional                 During the
                                                                     Paid-in                  Development
                                     Shares          Amount          Capital                    Stage                     Total
                                     ------          ------         ----------                -----------                 -----

Balance, December 31, 1995       9,900,000       $       9,900     $       -               $       (324)           $       9,576


Issuance of Common Stock -
  Public Offering                  100,000                 100        96,900                          -                   97,000
  March 14, 1996 (net of $3,000
  in related costs)

Net Loss                                 -                   -             -                    (26,147)                 (26,147)
                                ----------        ------------     ---------              -------------             ------------


Balance, December 31, 1996      10,000,000              10,000        96,900                    (26,471)                  80,429



Redemption of Common Stock
  issued in Public Offering,
  March 14, 1996 (Net of $3,000
  in related costs)               (100,000)               (100)      (96,900)                         -                  (97,000)


Forgiveness of debt                      -                   -        19,003                          -                   19,003

Issuance of Common Stock            20,000                  20           (20)                         -                       -

Net Loss                                 -                   -             -                    (10,124)                (10,124)
                                ----------        ------------     ---------              -------------             ------------


Balance, December 31, 1997      9,920,000         $      9,920     $  18,983               $    (36,595)            $    (7,692)
                                =========         ============     =========              =============             ===========



                 See accompanying notes to financial statements


                            IMV LEASE/CAPITAL, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows




                                                               For the Year Ended                    From October 14, 1994
                                                                  December 31,                      (Date of Inception) to
                                                         1997                    1996                 December 31, 1997
                                                         ----                    ----               ----------------------
Cash flows from operating activities:
     Net loss                                           $       (10,124)      $       (26,147)          $       (36,595)
     Adjustments to reconcile net loss to net
          cash used by operating activities
               (Increase) decrease in prepaid expenses                -                 1,000                         -
               Increase in accounts payable                       4,366                19,563                    24,929
               Increase in payable to related company               743                     -                       743
                                                         --------------      ----------------           ---------------
          Net cash used by operating expenses                    (5,015)               (5,584)                  (10,923)
                                                         --------------      ----------------           ---------------


Cash flows from financing activities:
     Issuance (redemption) of common stock                     (100,000)              100,000                     9,900
     Deferred offering costs                                      3,000                     -                         -
     Stockholder loan payable                                     3,019                 2,019                     5,038
     (Increase) decrease in restricted cash                     100,000              (100,000)                        -
                                                         --------------      ----------------           ---------------
          Net cash provided by financing activities               6,019                 2,019                    14,938
                                                         --------------      ----------------           ---------------


Net increase(decrease) in cash                                    1,004                (3,565)                    4,015


Cash at beginning of period                                       3,011                 6,576                         -
                                                         --------------      ----------------           ---------------
Cash at end of period                                     $       4,015           $     3,011             $       4,015
                                                         ==============      ================           ===============


Supplemental Schedule of Noncash Investing and Financing Activities

In 1997, the company issued 20,000 shares of common stock without consideration.

In 1997, 100,000 shares of common stock were transferred by the principal stockholder, to a creditor in consideration for $19,003 for serviced rendered. Accordingly, $19,003 was reclassified from accounts payable to additional paid-in capital.


                 See accompanying notes to financial statements

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1 - Summary of Significant Accounting Policies

Business Activity

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

NOTE 2 - Public Offering

The Company raised $100,000 in exchange for 100,000 shares of common stock in a public offering pursuant to Rule 419 of the Securities Act of 1933, the effective date of which was March 14, 1996. The funds, including interest earned thereon, along with the common stock issued were held in escrow. The funds could not be released until the Company submitted for shareholder approval a proposed business acquisition and at least 90% of the aforementioned 100,000 common shares voted in favor of the proposed transaction by September 14, 1997.

The Company was not able to complete a business acquisition by September 14, 1997, and accordingly, all funds were returned to investors and the common stock issued was canceled. In connection with this, the Company issued 20,000 shares of common stock to the investors without consideration.

NOTE 3 - Net Loss Per Share

Net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. The numbers of common shares used for computing net loss per share were 9,980,054 in 1997, and 9,935,343 in 1996.

NOTE 4 - Deferred Offering Costs

Direct costs of the public offering were deferred and deducted from paid-in capital upon completion of the public offering on March 14, 1996. These costs were expensed in 1997 upon the return to investors of funds raised in the public offering.

                             IMV LEASE/CAPITAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements



NOTE 5 - Income Taxes

The Company has a net operating loss carry forward of approximately $36,500, that expires as follows:

         December 31,
         -----------

         2010                       $    300
         2011                         26,100
         2012                         10,100
                                    --------
                                    $ 36,500
                                    ========
NOTE 6 - Common Stock

In 1997, 100,000 shares of common stock were transferred from the principal stockholder to the company's lawyers in consideration for $19,003 for services rendered. In connection with this, $19,003 was reclassified from accounts payable to additional paid-in capital.